Form 10-Q
period 2026-09-30
TRICO BANCSHARES /
filed 2026-11-06
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2026

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
Common stock, no par value: 31,966,630 shares outstanding as of November 4, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$89,855	$92,914
Cash at Federal Reserve and other banks	105,836	64,100
Cash and cash equivalents	195,691	157,014
Investment securities:
Marketable equity securities	2,564	2,692
Available for sale debt securities, at fair value (amortized cost of $1,759,409 and $1,883,412)	1,537,237	1,731,931
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	76,216	90,544
Restricted equity securities	17,250	17,250
Loans held for sale	254	2,695
Loans	7,410,189	7,111,087
Allowance for credit losses	(128,155)	(125,762)
Total loans, net	7,282,034	6,985,325
Premises and equipment, net	69,743	69,724
Cash value of life insurance	134,588	137,253
Accrued interest receivable	32,898	33,652
Goodwill	304,442	304,442
Other intangible assets, net	3,248	4,471
Operating leases, right-of-use	23,645	25,505
Other assets	298,706	259,565
Total assets	$9,978,516	$9,822,063
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,654,022	$2,594,032
Interest-bearing	5,789,411	5,669,869
Total deposits	8,443,433	8,263,901
Accrued interest payable	7,943	8,795
Operating lease liability	25,243	27,278
Other liabilities	132,209	141,137
Other borrowings	—	11,713
Junior subordinated debt	41,238	41,238
Total liabilities	8,650,066	8,494,062
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, no par value: 50,000,000 shares authorized; 31,966,630 and 32,334,974 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	675,020	682,362
Retained earnings	797,826	740,244
Accumulated other comprehensive loss, net of tax	(144,396)	(94,605)
Total shareholders’ equity	1,328,450	1,328,001
Total liabilities and shareholders’ equity	$9,978,516	$9,822,063
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$108,371	$101,004	$313,315	$295,077
Investments:
Taxable securities	12,764	14,945	40,654	44,866
Tax exempt securities	862	872	2,593	2,635
Dividends	410	376	1,488	1,128
Interest bearing cash at Federal Reserve and other banks	1,701	2,790	4,871	6,719
Total interest and dividend income	124,108	119,987	362,921	350,425
Interest expense:
Deposits	26,866	29,201	79,454	86,104
Other borrowings	1	3	9	1,064
Junior subordinated debt	695	1,228	2,056	4,641
Total interest expense	27,562	30,432	81,519	91,809
Net interest income	96,546	89,555	281,402	258,616
(Benefit from) provision for credit losses	(1,881)	670	4,099	9,063
Net interest income after credit loss provision	98,427	88,885	277,303	249,553
Non-interest income:
Service charges and fees	14,274	13,751	41,432	40,079
Gain on sale of loans	394	327	1,276	1,174
Gain (loss) on sale or call of investment securities	—	(2,124)	17	(3,266)
Asset management and commission income	2,054	1,932	5,864	5,055
Increase in cash value of life insurance	880	871	2,571	2,533
Other	2,564	3,250	4,284	5,595
Total non-interest income	20,166	18,007	55,444	51,170
Non-interest expense:
Salaries and related benefits	38,808	37,729	113,925	112,870
Other	27,675	22,695	74,535	68,270
Total non-interest expense	66,483	60,424	188,460	181,140
Income before provision for income taxes	52,110	46,468	144,287	119,583
Provision for income taxes	14,143	12,449	38,466	31,659
Net income	$37,967	$34,019	$105,821	$87,924
Per share data:
Basic earnings per share	$1.19	$1.04	$3.30	$2.68
Diluted earnings per share	$1.18	$1.04	$3.29	$2.67
Dividends per share	$0.36	$0.36	$1.08	$1.02
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$37,967	$34,019	$105,821	$87,924
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(42,607)	16,399	(49,791)	47,505
Change in minimum pension liability	—	—	—	—
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive income (loss)	(42,607)	16,399	(49,791)	47,505
Comprehensive income (loss)	$(4,640)	$50,418	$56,030	$135,429

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2025	32,550,264	$685,489	$702,690	$(121,356)	$1,266,823
Net income			34,019		34,019
Other comprehensive income (loss)				16,399	16,399
RSU vesting		874			874
PSU vesting		411			411
RSUs released	4,710				—
PSUs released	7,911				—
Repurchase of common stock	(56,005)	(1,180)	(1,324)		(2,504)
Dividends paid ($0.36 per share)			(11,717)		(11,717)
Three months ended September 30, 2025	32,506,880	$685,594	$723,668	$(104,957)	$1,304,305

Balance at July 1, 2026	31,965,507	$674,014	$771,368	$(101,789)	$1,343,593
Net income			37,967		37,967
Other comprehensive income (loss)				(42,607)	(42,607)
RSU vesting		714			714
PSU vesting		292			292
RSUs released	1,123				—
PSUs released	—				—
Repurchase of common stock	—	—	—		—
Dividends paid ($0.36 per share)			(11,509)		(11,509)
Three months ended September 30, 2026	31,966,630	$675,020	$797,826	$(144,396)	$1,328,450

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2025	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
Net income			87,924		87,924
Other comprehensive income (loss)				47,505	47,505
RSU vesting		2,554			2,554
PSU vesting		1,106			1,106
RSUs released	75,845				—
PSUs released	7,911				—
Repurchase of common stock	(547,301)	(11,528)	(10,798)		(22,326)
Dividends paid ($1.02 per share)			(33,365)		(33,365)
Nine months ended September 30, 2025	32,506,880	685,594	723,668	(104,957)	1,304,305

Balance at January 1, 2026	32,334,974	$682,362	$740,244	$(94,605)	$1,328,001
Net income			105,821		105,821
Other comprehensive income (loss)				(49,791)	(49,791)
RSU vesting		2,248			2,248
PSU vesting		924			924
RSUs released	80,666				—
PSUs released	48,842				—
Repurchase of common stock	(497,852)	(10,514)	(13,689)		(24,203)
Dividends paid ($1.08 per share)			(34,550)		(34,550)
Nine months ended September 30, 2026	31,966,630	$675,020	$797,826	$(144,396)	$1,328,450
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2026	2025
Operating activities:
Net income	$105,821	$87,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,946	4,674
Amortization of intangible assets	1,222	1,479
Provision for credit losses	4,099	9,063
Amortization of investment securities premium, net	324	1,434
(Loss) gain on sale of investment securities	(17)	3,266
Originations of loans for sale	(48,267)	(54,156)
Proceeds from sale of loans originated for sale	51,586	52,825
Gain on sale of loans	(1,276)	(1,174)
Change in fair market value of mortgage servicing rights	439	297
Provision for losses on foreclosed assets	188	—
Gain on sale of foreclosed assets	(72)	(3)
Change in the market value of foreclosed assets	—	3
Operating lease expense payments	(5,040)	(4,583)
(Gain) loss on disposal of fixed assets	51	111
Increase in cash value of life insurance	(2,571)	(2,533)
Gain on life insurance death benefit	(2,508)	(1,209)
(Gain) loss on marketable equity securities	128	(72)
Equity compensation vesting expense	3,172	3,660
Gain on extinguishment of junior subordinated debt	—	(2,504)
Change in:
Interest receivable	754	2,684
Interest payable	(852)	(3,260)
Amortization of operating lease ROUA	4,865	4,441
Other assets and liabilities, net	(17,003)	(3,534)
Net cash from operating activities	99,989	98,833
Investing activities:
Proceeds from maturities of securities available for sale	281,438	266,581
Proceeds from maturities of securities held to maturity	14,198	16,290
Proceeds from sale and calls of available for sale securities	4,480	58,512
Purchases of securities available for sale	(162,091)	(98,091)
Loan origination and principal collections, net	(304,135)	(249,761)
Proceeds from sale of other real estate owned	345	103
Proceeds from sale of premises and equipment	15	—
Purchases of premises and equipment	(4,628)	(4,585)
Proceeds from the payment of life insurance benefits	—	7,312
Net cash used by investing activities	(170,378)	(3,639)
Financing activities:
Net change in deposits	179,532	246,885
Net change in other borrowings	(11,713)	(72,571)
Repurchase of common stock	(24,203)	(22,326)
Dividends paid	(34,550)	(33,365)
Retirement of junior subordinated debt, net	—	(59,953)
Net cash from financing activities	109,066	58,670
Net change in cash and cash equivalents	38,677	153,864
Cash and cash equivalents, beginning of period	157,014	144,956
Cash and cash equivalents, end of period	$195,691	$298,820

See accompanying notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(70,691)	$67,443
Market value of shares tendered in-lieu of cash to pay for exercise of equity and/or related taxes	2,604	1,072
Obligations incurred in conjunction with leased assets	2,086	6,000
Loans transferred to foreclosed assets	3,602	2,747
Life insurance receivable	7,744	103
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$82,371	$95,069
Cash paid for income taxes	37,950	22,600

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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at September 30, 2026 and December 31, 2025 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the nine-month periods ended September 30, 2026 and 2025, respectively.
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
HTM Securities
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Nearly all of the Company's HTM securities are issued by the U. S. Government entities or agencies, and based on the absence of any historical or expected losses, all qualify for a zero loss assumption. Therefore, no allowance for credit losses has been recognized during the nine months ended September 30, 2026 and 2025, respectively.
AFS Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the nine months ended September 30, 2026 and 2025, respectively.
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
Accounting Standards Update
Accounting standards adopted in the current period

Standard	Summary of Guidance	Effects on financial statements
None
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
ASU 2024-03: Disaggregation of Income Statement Expenses (DISE)	•Requires additional disclosure of the nature of expenses included in the income statement to be presented in a tabular format in the footnotes to the financial statements.	ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This standard is not expected to have a material impact on the Company’s financial statements.

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,208,335	$3	$(159,175)	$1,049,163
Obligations of states and political subdivisions	239,406	7	(37,643)	201,770
Corporate bonds	999	—	(10)	989
Asset backed securities	161,677	142	(847)	160,972
Non-agency collateralized mortgage obligations	148,992	—	(24,649)	124,343
Total debt securities available for sale	$1,759,409	$152	$(222,324)	$1,537,237
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$74,652	$2	$(5,337)	69,317
Obligations of states and political subdivisions	1,564	—	(128)	1,436
Total debt securities held to maturity	$76,216	$2	$(5,465)	$70,753

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,174,813	$1,600	$(112,385)	$1,064,028
Obligations of states and political subdivisions	240,199	110	(19,623)	220,686
Corporate bonds	4,981	3	(26)	4,958
Asset backed securities	270,817	131	(1,428)	269,520
Non-agency collateralized mortgage obligations	192,602	209	(20,072)	172,739
Total debt securities available for sale	$1,883,412	$2,053	$(153,534)	$1,731,931
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$88,980	$5	$(3,552)	$85,433
Obligations of states and political subdivisions	1,564	—	(10)	1,554
Total debt securities held to maturity	$90,544	$5	$(3,562)	$86,987
There were no sales or calls of available for sale investment securities during the three months ended September 30, 2026. Proceeds from the sale or call of available for sale investment securities totaled $28.5 million for the three months ended September 30, 2025, which resulted in gross realized losses of $2.1 million. Proceeds from the sale or call of available for sale investment securities totaled $4.5 million and $58.5 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in gross realized gains of $17.0 thousand and losses of $3.3 million, respectively.
Investment securities with an aggregate carrying value of $735.4 million and $839.6 million at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2026, obligations of the U.S. government and agencies with a cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by the U.S. government and agencies is categorized based on final maturity date. At September 30, 2026, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.6 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of September 30, 2026, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$5,662	$5,604	$3	$3
Due after one year through five years	94,022	88,221	2,305	2,202
Due after five years through ten years	249,996	217,044	73,168	67,876
Due after ten years	1,409,729	1,226,368	740	672
Totals	$1,759,409	$1,537,237	$76,216	$70,753
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2026, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of September 30, 2026 or December 31, 2025.
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2026:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$248,807	$(13,997)	$799,935	$(145,178)	$1,048,742	$(159,175)
Obligations of states and political subdivisions	29,981	(2,935)	170,914	(34,708)	200,895	(37,643)
Corporate bonds	989	(10)	—	—	989	(10)
Asset backed securities	23,419	(85)	52,328	(762)	75,747	(847)
Non-agency collateralized mortgage obligations	10,171	(103)	114,172	(24,546)	124,343	(24,649)
Total debt securities available for sale	$313,367	$(17,130)	$1,137,349	$(205,194)	$1,450,716	$(222,324)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$69,238	$(5,337)	$69,238	$(5,337)
Obligations of states and political subdivisions	1,436	(128)	—	—	1,436	(128)
Total debt securities held to maturity	$1,436	$(128)	$69,238	$(5,337)	$70,674	$(5,465)
The following securities had unrealized losses as of September 30, 2026:
•Obligations of U.S. government corporations and agencies included 185 debt securities with aggregate depreciation of 13.2% from the Company’s amortized cost basis.
•Obligations of states and political subdivisions included 150 debt securities with aggregate depreciation of 15.8% from the Company’s amortized cost basis.
•Corporate bonds included 2 debt securities with aggregate depreciation of 1.0% from the Company’s amortized cost basis.
•Asset backed securities included 17 debt securities with aggregate depreciation of 1.1% from the Company’s amortized cost basis.
•Non-agency collateralized mortgage obligations included 14 debt securities with aggregate depreciation of 16.5% from the Company’s amortized cost basis.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2026, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, the unrealized losses on these securities were caused by the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers.

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
The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2026		December 31, 2025
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$74,652	$—	$88,980	$—
Obligations of states and political subdivisions	1,564	—	1,564	—
Total debt securities held to maturity	$76,216	$—	$90,544	$—
Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial real estate:
CRE non-owner occupied	$2,595,643	$2,495,849
CRE owner occupied	1,028,697	1,020,770
Multifamily	1,143,821	1,085,698
Farmland	242,639	251,445
Total commercial real estate loans	5,010,800	4,853,762
Consumer:
SFR 1-4 1st DT liens	828,752	842,169
SFR HELOCs and junior liens	447,663	431,772
Other	30,705	40,669
Total consumer loans	1,307,120	1,314,610
Commercial and industrial	595,205	464,428
Construction	336,299	301,045
Agriculture production	157,343	172,494
Leases	3,422	4,748
Total loans, net of deferred loan fees and discounts	$7,410,189	$7,111,087
Total principal balance of loans owed, net of charge-offs	$7,438,079	$7,141,911
Unamortized net deferred loan fees	(16,099)	(15,896)
Discounts to principal balance of loans owed, net of charge-offs	(11,791)	(14,928)
Total loans, net of unamortized deferred loan fees and discounts	$7,410,189	$7,111,087
Allowance for credit losses on loans	$(128,155)	$(125,762)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2026
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$42,183	$—	$—	$(1,057)	$41,126
CRE owner occupied	16,048	—	1	(1,353)	14,696
Multifamily	16,688	—	—	(891)	15,797
Farmland	4,741	—	—	(282)	4,459
Total commercial real estate loans	79,660	—	1	(3,583)	76,078
Consumer:
SFR 1-4 1st DT liens	10,451	—	—	282	10,733
SFR HELOCs and junior liens	12,872	—	2	658	13,532
Other	1,646	(157)	32	(118)	1,403
Total consumer loans	24,969	(157)	34	822	25,668
Commercial and industrial	13,487	(674)	127	243	13,183
Construction	8,451	—	—	698	9,149
Agriculture production	3,602	—	368	91	4,061
Leases	18	—	—	(2)	16
Allowance for credit losses on loans	130,187	(831)	530	(1,731)	128,155
Reserve for unfunded commitments	8,170	—	—	(150)	8,020
Total	$138,357	$(831)	$530	$(1,881)	$136,175

	Allowance for credit losses – Nine months ended September 30, 2026
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$40,300	$—	$1	$825	$41,126
CRE owner occupied	12,712	—	2	1,982	14,696
Multifamily	17,327	—	—	(1,530)	15,797
Farmland	5,193	—	—	(734)	4,459
Total commercial real estate loans	75,532	—	3	543	76,078
Consumer:
SFR 1-4 1st DT liens	11,045	—	—	(312)	10,733
SFR HELOCs and junior liens	13,264	(75)	51	292	13,532
Other	1,974	(611)	133	(93)	1,403
Total consumer loans	26,283	(686)	184	(113)	25,668
Commercial and industrial	11,430	(1,442)	201	2,994	13,183
Construction	8,231	(70)	—	988	9,149
Agriculture production	4,265	—	379	(583)	4,061
Leases	21	—	—	(5)	16
Allowance for credit losses on loans	125,762	(2,198)	767	3,824	128,155
Reserve for unfunded commitments	7,745	—	—	275	8,020
Total	$133,507	$(2,198)	$767	$4,099	$136,175

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$295,648	$252,763	$158,249	$141,918	$395,198	$1,165,521	$125,455	$—	$2,534,752
Special Mention	—	—	806	14,245	2,273	25,968	1,125	—	44,417
Substandard	—	—	1,311	—	3,609	9,614	1,940	—	16,474
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$295,648	$252,763	$160,366	$156,163	$401,080	$1,201,103	$128,520	$—	$2,595,643
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$82,097	$141,393	$80,042	$72,377	$167,105	$400,385	$36,807	$—	$980,206
Special Mention	—	4,839	133	1,001	280	4,530	5,188	—	15,971
Substandard	—	3,675	—	—	10,145	18,327	373	—	32,520
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$82,097	$149,907	$80,175	$73,378	$177,530	$423,242	$42,368	$—	$1,028,697
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$75,655	$93,480	$75,766	$53,253	$207,814	$589,236	$42,227	$—	$1,137,431
Special Mention	—	—	—	—	—	2,552	—	—	2,552
Substandard	—	—	—	—	3,407	431	—	—	3,838
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$75,655	$93,480	$75,766	$53,253	$211,221	$592,219	$42,227	$—	$1,143,821
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$16,850	$8,764	$21,962	$17,629	$33,025	$50,795	$34,128	$—	$183,153
Special Mention	—	611	—	—	1,938	2,817	475	—	5,841
Substandard	—	—	—	1,264	9,150	31,742	11,489	—	53,645
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$16,850	$9,375	$21,962	$18,893	$44,113	$85,354	$46,092	$—	$242,639
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$89,079	$72,279	$38,896	$73,513	$142,094	$389,670	$—	$7,143	$812,674
Special Mention	—	—	1,207	—	258	4,878	—	136	6,479
Substandard	—	—	—	510	266	8,638	—	185	9,599
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$89,079	$72,279	$40,103	$74,023	$142,618	$403,186	$—	$7,464	$828,752
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$3,420	$1,591	$—	$—	$—	$41	$425,121	$6,715	$436,888
Special Mention	—	—	—	—	—	—	4,265	51	4,316
Substandard	—	—	—	—	—	—	6,128	331	6,459
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,420	$1,591	$—	$—	$—	$41	$435,514	$7,097	$447,663
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$75	$—	$75

Consumer loans:
Other risk ratings
Pass	$3,431	$1,030	$3,502	$9,971	$2,994	$7,943	$455	$—	$29,326
Special Mention	—	70	81	137	—	80	13	—	381
Substandard	—	—	312	305	42	338	1	—	998
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,431	$1,100	$3,895	$10,413	$3,036	$8,361	$469	$—	$30,705
Year-to-date gross charge-offs	$111	$228	$37	$141	$19	$58	$17	$—	$611

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$97,224	$92,879	$40,783	$30,676	$40,670	$40,649	$238,990	$18	$581,889
Special Mention	210	619	165	863	439	159	4,036	—	6,491
Substandard	21	192	339	79	738	2,692	2,699	65	6,825
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$97,455	$93,690	$41,287	$31,618	$41,847	$43,500	$245,725	$83	$595,205
Year-to-date gross charge-offs	$171	$161	$—	$19	$—	$34	$1,033	$24	$1,442

Construction loans:
Construction risk ratings
Pass	$63,286	$111,117	$103,001	$34,590	$6,628	$17,245	$—	$—	$335,867
Special Mention	334	—	—	—	—	—	—	—	334
Substandard	—	—	—	—	—	98	—	—	98
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$63,620	$111,117	$103,001	$34,590	$6,628	$17,343	$—	$—	$336,299
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Agriculture production loans:
Agriculture production risk ratings
Pass	$6,823	$1,647	$559	$670	$582	$6,350	$134,576	$—	$151,207
Special Mention	—	—	—	—	—	—	5,947	—	5,947
Substandard	—	—	—	—	83	106	—	—	189
Doubtful/Loss	—	—	—	—	—	—	—		—
Total	$6,823	$1,647	$559	$670	$665	$6,456	$140,523	$—	$157,343
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$3,422	$—	$—	$—	$—	$—	$—	$—	$3,422
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,422	$—	$—	$—	$—	$—	$—	$—	$3,422
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$736,935	$776,943	$522,760	$434,597	$996,110	$2,667,835	$1,037,759	$13,876	$7,186,815
Special Mention	544	6,139	2,392	16,246	5,188	40,984	21,049	187	92,729
Substandard	21	3,867	1,962	2,158	27,440	71,986	22,630	581	130,645
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$737,500	$786,949	$527,114	$453,001	$1,028,738	$2,780,805	$1,081,438	$14,644	$7,410,189
Year-to-date gross charge-offs	$282	$389	$37	$160	$19	$162	$1,125	$24	$2,198

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$262,241	$188,789	$162,739	$417,564	$276,975	$1,007,772	$140,006	$—	$2,456,086
Special Mention	—	818	12,692	1,634	4,566	3,182	105	—	22,997
Substandard	—	—	—	1,728	—	15,038	—	—	16,766
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$262,241	$189,607	$175,431	$420,926	$281,541	$1,025,992	$140,111	$—	$2,495,849
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$147,249	$79,772	$76,729	$177,644	$168,858	$301,503	$33,540	$—	$985,295
Special Mention	8,636	135	361	1,045	237	5,148	5,184	—	20,746
Substandard	—	—	—	7,244	3,176	4,140	169	—	14,729
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$155,885	$79,907	$77,090	$185,933	$172,271	$310,791	$38,893	$—	$1,020,770
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$92,061	$68,472	$27,502	$185,703	$288,556	$358,396	$48,246	$—	$1,068,936
Special Mention	—	—	—	3,044	443	202	—	—	3,689
Substandard	—	—	—	435	—	12,638	—	—	13,073
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$92,061	$68,472	$27,502	$189,182	$288,999	$371,236	$48,246	$—	$1,085,698
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$8,901	$23,038	$18,261	$34,581	$14,831	$49,450	$35,723	$—	$184,785
Special Mention	624	—	—	1,937	2,618	2,462	1,978	—	9,619
Substandard	—	—	816	9,414	20,263	13,252	13,296	—	57,041
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,525	$23,038	$19,077	$45,932	$37,712	$65,164	$50,997	$—	$251,445
Period end gross write-offs	$—	$—	$—	$—	$509	$—	$544	$—	$1,053

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$81,083	$45,517	$87,492	$159,382	$218,999	$225,410	$—	$5,688	$823,571
Special Mention	—	1,091	—	581	4,642	1,918	—	406	8,638
Substandard	—	—	219	284	3,313	5,618	—	526	9,960
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$81,083	$46,608	$87,711	$160,247	$226,954	$232,946	$—	$6,620	$842,169
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$2,116	$—	$—	$—	$—	$53	$408,407	$5,407	$415,983
Special Mention	—	—	—	—	—	—	9,482	377	9,859
Substandard	—	—	—	—	—	—	5,604	326	5,930
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,116	$—	$—	$—	$—	$53	$423,493	$6,110	$431,772
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$4,222	$4,795	$13,717	$4,010	$4,094	$7,489	$540	$—	$38,867
Special Mention	77	12	202	1	251	153	43	—	739
Substandard	—	69	256	303	190	242	3	—	1,063
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,299	$4,876	$14,175	$4,314	$4,535	$7,884	$586	$—	$40,669
Period end gross write-offs	$481	$65	$15	$—	$—	$69	$19	$—	$649

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$122,819	$44,904	$35,360	$52,018	$16,922	$6,046	$170,194	$73	$448,336
Special Mention	50	234	2,810	707	—	37	5,330	—	9,168
Substandard	—	310	96	618	2,816	342	2,695	47	6,924
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$122,869	$45,448	$38,266	$53,343	$19,738	$6,425	$178,219	$120	$464,428
Period end gross write-offs	$510	$95	$—	$—	$58	$—	$8,675	$—	$9,338

Construction loans:
Construction risk ratings
Pass	$45,182	$84,196	$104,482	$44,172	$7,021	$13,108	$—	$—	$298,161
Special Mention	372	—	1,862	—	—	—	—	—	2,234
Substandard	—	—	—	—	529	121	—	—	650
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$45,554	$84,196	$106,344	$44,172	$7,550	$13,229	$—	$—	$301,045
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,816	$727	$1,029	$1,409	$393	$7,282	$137,121	$—	$149,777
Special Mention	—	—	—	—	—	—	22,079	—	22,079
Substandard	—	—	—	114	237	135	152	—	638
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,816	$727	$1,029	$1,523	$630	$7,417	$159,352	$—	$172,494
Period end gross write-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Leases:
Lease risk ratings
Pass	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$772,438	$540,210	$527,311	$1,076,483	$996,649	$1,976,509	$973,777	$11,168	$6,874,545
Special Mention	9,759	2,290	17,927	8,949	12,757	13,102	44,201	783	109,768
Substandard	—	379	1,387	20,140	30,524	51,526	21,919	899	126,774
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$782,197	$542,879	$546,625	$1,105,572	$1,039,930	$2,041,137	$1,039,897	$12,850	$7,111,087
Period end gross write-offs	$991	$160	$15	$—	$567	$80	$9,238	$—	$11,051

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2026
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$3,936	$1,843	$612	$6,391	$2,589,252	$2,595,643
CRE owner occupied	3,475	3,636	5,448	12,559	1,016,138	1,028,697
Multifamily	—	1,518	—	1,518	1,142,303	1,143,821
Farmland	1,578	—	4,673	6,251	236,388	242,639
Total commercial real estate loans	8,989	6,997	10,733	26,719	4,984,081	5,010,800
Consumer:
SFR 1-4 1st DT liens	589	1,120	2,973	4,682	824,070	828,752
SFR HELOCs and junior liens	3,820	676	2,647	7,143	440,520	447,663
Other	225	87	508	820	29,885	30,705
Total consumer loans	4,634	1,883	6,128	12,645	1,294,475	1,307,120
Commercial and industrial	1,598	692	3,674	5,964	589,241	595,205
Construction	—	—	—	—	336,299	336,299
Agriculture production	—	640	—	640	156,703	157,343
Leases	—	—	256	256	3,166	3,422
Total	$15,221	$10,212	$20,791	$46,224	$7,363,965	$7,410,189

	Analysis of Past Due Loans - As of December 31, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,599	$1,728	$3,692	$7,019	$2,488,830	$2,495,849
CRE owner occupied	3,261	—	2,189	5,450	1,015,320	1,020,770
Multifamily	687	147	—	834	1,084,864	1,085,698
Farmland	—	—	10,937	10,937	240,508	251,445
Total commercial real estate loans	5,547	1,875	16,818	24,240	4,829,522	4,853,762
Consumer:
SFR 1-4 1st DT liens	832	1,968	1,697	4,497	837,672	842,169
SFR HELOCs and junior liens	516	1,305	1,843	3,664	428,108	431,772
Other	183	19	387	589	40,080	40,669
Total consumer loans	1,531	3,292	3,927	8,750	1,305,860	1,314,610
Commercial and industrial	1,619	522	1,629	3,770	460,658	464,428
Construction	—	—	603	603	300,442	301,045
Agriculture production	—	88	480	568	171,926	172,494
Leases	—	—	—	—	4,748	4,748
Total	$8,697	$5,777	$23,457	$37,931	$7,073,156	$7,111,087
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2026			As of December 31, 2025
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$6,003	$6,003	$—	$7,089	$7,089	$—
CRE owner occupied	11,694	18,680	—	7,733	7,733	—
Multifamily	838	838	—	435	435	—
Farmland	20,307	24,838	—	26,840	31,615	—
Total commercial real estate loans	38,842	50,359	—	42,097	46,872	—
Consumer:
SFR 1-4 1st DT liens	7,712	7,712	—	6,246	6,246	—
SFR HELOCs and junior liens	4,704	4,945	—	5,192	5,474	—
Other	278	819	—	80	459	—
Total consumer loans	12,694	13,476	—	11,518	12,179	—
Commercial and industrial	793	4,590	666	1,228	3,976	36
Construction	98	98	—	650	650	—
Agriculture production	69	127	—	435	460	45
Leases	—	256	—	—	—	—
Sub-total	52,496	68,906	666	55,928	64,137	81
Less: Guaranteed loans	(1,210)	(1,729)	—	(1,667)	(1,688)	—
Total, net	$51,286	$67,177	$666	$54,261	$62,449	$81
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2026 and 2025, if all such loans had been current in accordance with their original terms, totaled $1.1 million and $0.2 million, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2026
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$3,183	$479	$—	$2,341	$—	$—	$—	$—	$—	$—	$—	$6,003
CRE owner occupied	15,656	1,321	—	1,703	—	—	—	—	—	—	—	18,680
Multifamily	—	—	—	—	838	—	—	—	—	—	—	838
Farmland	—	—	—	—	—	24,838	—	—	—	—	—	24,838
Total commercial real estate loans	18,839	1,800	—	4,044	838	24,838	—	—	—	—	—	50,359
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	7,712	—	—	—	—	7,712
SFR HELOCs and junior liens	—	—	—	—	—	—	1,181	3,590	—	—	—	4,771
Other	—	—	—	—	—	—	—	—	819	—	—	819
Total consumer loans	—	—	—	—	—	—	8,893	3,590	819	—	—	13,302
Commercial and industrial	—	—	—	—	—	—	—	—	63	2,329	2,198	4,590
Construction	—	—	—	—	—	—	98	—	—	—	—	98
Agriculture production	—	—	—	43	—	—	—	—	—	17	66	126
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$18,839	$1,800	$—	$4,087	$838	$24,838	$8,991	$3,590	$882	$2,346	$2,264	$68,475

	As of December 31, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,892	$3,195	$—	$1,002	$—	$—	$—	$—	$—	$—	$—	$7,089
CRE owner occupied	4,564	1,432	—	1,737	—	—	—	—	—	—	—	7,733
Multifamily	—	—	—	—	435	—	—	—	—	—	—	435
Farmland	—	—	—	—	—	31,615	—	—	—	—	—	31,615
Total commercial real estate loans	7,456	4,627	—	2,739	435	31,615	—	—	—	—	—	46,872
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,246	—	—	—	—	6,246
SFR HELOCs and junior liens	—	—	—	—	—	—	1,579	3,687	—	—	—	5,266
Other	—	—	—	—	—	—	—	—	456	—	—	456
Total consumer loans	—	—	—	—	—	—	7,825	3,687	456	—	—	11,968
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,477	2,499	3,976
Construction	—	—	—	529	—	—	121	—	—	—	—	650
Agriculture production	—	—	—	153	—	—	—	—	—	25	282	460
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$7,456	$4,627	$—	$3,421	$435	$31,615	$7,946	$3,687	$456	$1,502	$2,781	$63,926

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the three and nine months ended September 30, 2026 and September 30, 2025, respectively, there were no significant loan modifications made to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2026 and September 30, 2025, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,558	$1,483	$4,697	$4,301
Short-term lease cost	82	68	183	163
Variable lease income	(4)	(5)	(15)	(21)
Total lease cost	$1,636	$1,546	$4,865	$4,443
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,692	$1,587	$5,040	$4,583
ROUA obtained in exchange for operating lease liabilities	$1,308	$4,994	$2,086	$6,000
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2026	2025
Weighted-average remaining lease term (years)	6.8	7.7
Weighted-average discount rate	3.92%	3.79%
At September 30, 2026, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2026	$1,622
2027	6,188
2028	4,966
2029	3,469
2030	2,751
Thereafter	9,940
28,936
Discount for present value of expected cash flows	(3,693)
Lease liability at September 30, 2026	$25,243

Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$2,654,022	$2,594,032
Interest-bearing demand	1,856,895	1,784,769
Savings	2,800,823	2,775,058
Time certificates, $250,000 or more	503,677	484,858
Other time certificates	628,016	625,184
Total deposits	$8,443,433	$8,263,901
Certificate of deposit balances totaling $100.0 million from the State of California were included in time certificates, $250,000 or more, at September 30, 2026 and December 31, 2025, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $2.5 million and $2.7 million were classified as consumer loans at September 30, 2026 and December 31, 2025, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

(in thousands)	September 30, 2026	December 31, 2025
Other collateralized borrowings, fixed rate, as of December 31, 2025 of 0.05%, payable on January 1, 2026	$—	$11,713
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of September 30, 2026		As of December 31, 2025
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.06%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	6.56%	20,619	20,619
		$41,238			$41,238	$41,238
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2026	December 31, 2025
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$881,569	$814,732
Consumer loans	621,562	598,264
Real estate mortgage loans	432,611	432,608
Real estate construction loans	302,766	334,130
Standby letters of credit	40,818	38,986
Deposit account overdraft privilege	125,030	125,317
In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5014 per Class B-2 share. As of September 30, 2026, the value of the Class A shares was $359.33 per share. Utilizing the conversion ratio, the value of unredeemed

Class A equivalent shares owned by the Bank was $3.6 million as of September 30, 2026, and has not been reflected in the accompanying consolidated financial statements.
Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $12.8 million and $72.4 million during the three months ended September 30, 2026 and 2025, respectively, and during the equivalent nine month periods paid $59.5 million and $112.9 million, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
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
During the three months ended September 30, 2026, the Company repurchased zero shares. During the nine months ended September 30, 2026, the Company repurchased 447,211 shares with a market value totaling $21.6 million under the 2025 Program. There were no shares repurchased in 2025 under the 2025 Program, however, during the three and nine months ended September 30, 2025 the Company purchased 52,106 and 521,738 shares with market values of $2.3 million and $21.3 million under the 2021 Share Repurchase Program. As of September 30, 2026, approximately 1,553,000 shares remain authorized for repurchase.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. There were no option exercises during the three and nine months ended September 30, 2026 and 2025, respectively. Employees tendered zero and 3,899 shares in connection with the tax withholding requirements of other share-based awards during the three months ended September 30, 2026 and 2025, respectively, and 50,641 and 25,563 shares during the nine months then ended, respectively. In total, shares of the Company's common stock tendered had market values of zero and $0.2 million during the quarters ended September 30, 2026 and 2025, respectively, and $2.6 million and $1.1 million during the respective nine month periods. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2025 Program.
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
There were no stock options outstanding as of September 30, 2026 and December 31, 2025.
Activity related to restricted stock unit awards during the nine months ended September 30, 2026 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at January 1, 2026	141,089	145,485
RSUs granted	65,327	45,800
RSUs added through dividend and performance credits	2,617	4,156
RSUs released	(80,666)	(48,842)
RSUs forfeited	(4,520)	(6,877)
Outstanding at September 30, 2026	123,847	139,722

The 123,847 of service condition vesting RSUs outstanding as of September 30, 2026 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 123,847 of service condition vesting RSUs outstanding as of September 30, 2026 are expected to vest, and be released, on a weighted-average basis, over the next 1.79 years. The Company expects to recognize $3.7 million of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2026 and their vesting dates. The Company did not modify any service condition vesting RSUs during the nine months ended September 30, 2026 or 2025.
The 139,722 of market plus service condition vesting RSUs outstanding as of September 30, 2026 are expected to vest, and be released, on a weighted-average basis, over the next 2.06 years. The Company expects to recognize $2.1 million of pre-tax compensation costs related to these RSUs between September 30, 2026 and their vesting dates. As of September 30, 2026, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 209,583 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the nine months ended September 30, 2026 or 2025.
Note 12 - Non-interest Income and Expense
The following tables summarize the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
ATM and interchange fees	$6,725	$6,493	$19,765	$19,189
Service charges on deposit accounts	5,713	5,448	16,375	15,551
Other service fees	1,449	1,485	4,465	4,329
Mortgage banking service fees	420	430	1,266	1,307
Change in value of mortgage servicing rights	(33)	(105)	(439)	(297)
Total service charges and fees	14,274	13,751	41,432	40,079
Increase in cash value of life insurance	880	871	2,571	2,533
Asset management and commission income	2,054	1,932	5,864	5,055
Gain on sale of loans	394	327	1,276	1,174
Lease brokerage income	42	82	187	198
Sale of customer checks	299	311	982	974
Gain (loss) on sale or exchange of investment securities	—	(2,124)	17	(3,266)
Gain (loss) on marketable equity securities	(100)	26	(128)	73
Other	2,323	2,831	3,243	4,350
Total other non-interest income	5,892	4,256	14,012	11,091
Total non-interest income	$20,166	$18,007	$55,444	$51,170

The following tables summarize the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Base salaries, net of deferred loan origination costs	$25,660	$25,340	$75,379	$76,498
Incentive compensation	6,510	5,351	17,766	14,612
Benefits and other compensation costs	6,638	7,038	20,780	21,760
Total salaries and benefits expense	38,808	37,729	113,925	112,870
Occupancy	4,704	4,388	13,523	12,665
Data processing and software	5,570	4,838	16,296	14,855
Equipment	1,471	1,269	4,126	3,742
Intangible amortization	362	482	1,222	1,479
Advertising	878	647	2,442	2,659
ATM and POS network charges	2,076	1,911	5,795	5,605
Professional fees	1,414	1,842	4,644	5,027
Telecommunications	440	503	1,359	1,504
Regulatory assessments and insurance	1,311	1,282	3,916	3,862
Merger and acquisition expense	3,870	—	4,720	—
Postage	370	353	1,123	1,058
Operational losses	662	544	1,449	1,238
Courier service	628	577	1,724	1,609
Loss (gain) on sale or acquisition of foreclosed assets	(72)	—	(72)	(3)
Loss (gain) on disposal of fixed assets	66	21	51	111
Other miscellaneous expense	3,925	4,038	12,217	12,859
Total other non-interest expense	27,675	22,695	74,535	68,270
Total non-interest expense	$66,483	$60,424	$188,460	$181,140
Note 13 - Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate to outstanding restricted stock units (RSUs), and are determined using the treasury stock method. Earnings per share have been computed based on the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$37,967	$34,019	$105,821	$87,924
Weighted average number of common shares outstanding	31,966	32,542	32,028	32,749
Effect of dilutive stock options and restricted stock	152	181	176	180
Weighted average number of common shares outstanding used to calculate diluted earnings per share	32,118	32,723	32,204	32,929
Options excluded from diluted earnings per share because of their antidilutive effect	—	—	—	—

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

The components of OCI and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(60,491)	$21,158	$(70,674)	$64,177
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	—	2,124	(17)	3,266
Total amounts reclassified out of accumulated other comprehensive loss	—	2,124	(17)	3,266
Unrealized holding (losses) gains on available for sale securities after reclassifications	(60,491)	23,282	(70,691)	67,443
Tax effect	17,884	(6,883)	20,900	(19,938)
Unrealized holding (losses) gains on available for sale securities, net of tax	(42,607)	16,399	(49,791)	47,505
Change in unfunded status of the supplemental retirement plans before reclassifications	173	165	521	493
Amounts reclassified out of AOCI:
Amortization of actuarial losses	(173)	(165)	(521)	(493)
Total amounts reclassified out of accumulated other comprehensive loss	(173)	(165)	(521)	(493)
Total other comprehensive (loss) income	$(42,607)	$16,399	$(49,791)	$47,505
The components of AOCI, included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Net unrealized loss on available for sale securities	$(222,172)	$(151,481)
Tax effect	65,683	44,783
Unrealized holding loss on available for sale securities, net of tax	(156,489)	(106,698)
Unfunded status of the supplemental retirement plans	16,129	16,129
Tax effect	(4,768)	(4,768)
Unfunded status of the supplemental retirement plans, net of tax	11,361	11,361
Joint beneficiary agreement liability	732	732
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	732	732
Accumulated other comprehensive loss	$(144,396)	$(94,605)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2026	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,564	$2,564	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,049,163	—	1,049,163	—
Obligations of states and political subdivisions	201,770	—	201,770	—
Corporate bonds	989	—	989	—
Asset backed securities	160,972	—	160,972	—
Non-agency mortgage backed securities	124,343	—	124,343	—
Loans held for sale	254	—	254	—
Mortgage servicing rights	6,599	—	—	6,599
Total assets measured at fair value	$1,546,654	$2,564	$1,537,491	$6,599

Fair value at December 31, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,692	$2,692	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,064,028	—	1,064,028	—
Obligations of states and political subdivisions	220,686	—	220,686	—
Corporate bonds	4,958	—	4,958	—
Asset backed securities	269,520	—	269,520	—
Non-agency mortgage backed securities	172,739	—	172,739	—
Loans held for sale	2,695	—	2,695	—
Mortgage servicing rights	6,640	—	—	6,640
Total assets measured at fair value	$1,743,958	$2,692	$1,734,626	$6,640
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2026 or September 30, 2025, respectively.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2026: Mortgage servicing rights	$6,502	—	$(33)	$130	$6,599
2025: Mortgage servicing rights	$6,763	—	$(104)	$99	$6,758

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2026: Mortgage servicing rights	$6,640	—	$(439)	$398	$6,599
2025: Mortgage servicing rights	$6,626	—	$(297)	$429	$6,758

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
The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2026 and December 31, 2025:

As of September 30, 2026:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,599	Discounted cash flow	Constant prepayment rate	5% - 13%; 6.8%
			Discount rate	10% - 14%; 12%
As of December 31, 2025:
Mortgage Servicing Rights	$6,640	Discounted cash flow	Constant prepayment rate	6% - 12.0%; 7.0%
			Discount rate	10% - 14%; 12%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

September 30, 2026	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$13,394	—	—	$13,394
Foreclosed assets	2,882	—	—	2,882
Total assets measured at fair value	$16,276	—	—	$16,276

December 31, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$7,545	—	—	$7,545
Foreclosed assets	3,562	—	—	3,562
Total assets measured at fair value	$11,107	—	—	$11,107

The tables below present the net (losses) gains resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Collateral dependent loans	$(535)	$(442)	$(331)	$(7,940)
Foreclosed assets	—	—	(188)	(3)
Total losses from non-recurring measurements	$(535)	$(442)	$(519)	$(7,943)

The collateral dependent loan amounts above represent loans that have been adjusted to fair value. When the Company identifies a collateral dependent loan with unique risk characteristics, the Company evaluates the need for an allowance using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If the Company determines that the value of the loan is less than the recorded investment in the loan, the Company recognizes this impairment and adjust the carrying value of the loan to fair value through the allowance for credit losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2026:

September 30, 2026	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$13,394	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Multifamily)	$2,713	Sales comparison approach	Adjustment for differences between comparable sales;	Not meaningful N/A
Foreclosed assets (SFR)	$169	Sales comparison approach	Adjustment for differences between comparable sales;	Not meaningful N/A
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

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$89,855	$89,855	$92,914	$92,914
Cash at Federal Reserve and other banks	105,836	105,836	64,100	64,100
Level 2 inputs:
Securities held to maturity	76,216	70,753	90,544	86,987
Level 3 inputs:
Loans, net	7,282,034	7,134,209	6,985,325	6,803,008
Financial liabilities:
Level 2 inputs:
Demand, money market, and savings deposits	7,311,740	7,311,740	7,153,859	7,153,859
Time deposits	1,131,693	1,125,808	1,110,042	1,109,820
Other borrowings	—	—	11,713	11,713
Level 3 inputs:
Junior subordinated debt	41,238	39,791	41,238	40,673
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2026 and December 31, 2025 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2026 and December 31, 2025 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2026:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,312,934	15.12%	$911,576	10.50%	N/A	N/A
Tri Counties Bank	$1,308,469	15.07%	$911,428	10.50%	$868,027	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,204,056	13.87%	$737,943	8.50%	N/A	N/A
Tri Counties Bank	$1,199,624	13.82%	$737,823	8.50%	$694,421	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,164,056	13.41%	$607,717	7.00%	N/A	N/A
Tri Counties Bank	$1,199,624	13.82%	$607,619	7.00%	$564,217	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,204,056	12.23%	$393,740	4.00%	N/A	N/A
Tri Counties Bank	$1,199,624	12.19%	$393,717	4.00%	$492,147	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,256,506	15.05%	$876,852	10.50%	N/A	N/A
Tri Counties Bank	$1,250,620	14.98%	$876,708	10.50%	$834,960	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,151,744	13.79%	$709,832	8.50%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$709,716	8.50%	$667,968	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,111,744	13.31%	$584,568	7.00%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$584,472	7.00%	$542,724	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,151,744	11.84%	$389,131	4.00%	N/A	N/A
Tri Counties Bank	$1,145,890	11.78%	$388,982	4.00%	$486,227	5.00%

As of September 30, 2026 and December 31, 2025, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2026 and December 31, 2025, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2026, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$124,108	$119,987	$362,921	$350,425

Reconciliation of revenue:
Other revenues	20,166	18,007	55,444	51,170
Total consolidated revenues	144,274	137,994	418,365	401,595

Less:
Interest expense	27,562	30,432	81,519	91,809
Segment net interest income and noninterest income	116,712	107,562	336,846	309,786
Less:
(Benefit from) provision for credit losses	(1,881)	670	4,099	9,063
Salaries and benefits expense	38,808	37,729	113,925	112,870
Other banking segment items	27,675	22,695	74,535	68,270
Provision for income taxes	14,143	12,449	38,466	31,659
Segment net income/consolidated net income	$37,967	$34,019	$105,821	$87,924

	As of September 30,
	2026	2025
Reconciliation of assets:
Total assets for reportable segment	$9,978,516	$9,878,836
Other assets	—	—
Total consolidated assets	$9,978,516	$9,878,836

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

The transaction is expected to close by the end of 2026, subject to the receipt of required regulatory approvals and the satisfaction of customary closing conditions. A summary of the terms of the merger agreement and other related agreements are summarized in, and the merger agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 15, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on current expectations and beliefs of the Company ("TriCo") concerning future developments and their potential effects on TriCo including, among others, statements regarding the expected timing, completion and effects of the proposed business combination transaction between First Hawaiian, Inc and its subsidiaries (including First Hawaiian Bank) ("FHI") and TriCo (the "Transaction"). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of TriCo. TriCo cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: changes in general economic, political, or industry conditions, and in conditions impacting the banking industry specifically; uncertainty in U.S. fiscal, monetary and trade policy, including the interest rate policies of the Federal Reserve Board or the effects of any declines in housing and commercial real estate prices, high or increasing unemployment rates, continued or renewed inflation, the impact of proposed or imposed tariffs by the U.S. government or retaliatory tariffs proposed or imposed by U.S. trading partners that could have an adverse impact on customers or any recession or slowdown in economic growth particularly in the markets in which TriCo and FHI conduct business, including California, Hawaii, Guam and Saipan; volatility and disruptions in global capital and credit markets; the impact of bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks; changes in interest rates that could significantly reduce net interest income and negatively affect asset yields and valuations and funding sources, including impacts on prepayment speeds; competitive pressures among financial institutions and nontraditional providers of financial services, including on product pricing and services; concentrations within TriCo's or FHI’s loan portfolio (including commercial real estate loans) or other asset classes, and the parties’ ability to attract and retain customer deposits, large loans to certain borrowers, access liquidity and capital, and manage deposit costs and funding sources; the success, impact, and timing of TriCo's and FHI’s respective business strategies, including market acceptance of any new products or services and TriCo's and FHI’s ability to successfully implement strategic, operational, technology and integration initiatives; the failure to properly use and protect customer and employee information and data; cybersecurity risks (such as TriCo's 2023 cyber security ransomware incident), including the occurrence of fraudulent activity or a material breach of, or disruption to, the security of FHI’s, TriCo’s or their vendors’ systems; risks related to the development, implementation, use and management of artificial intelligence and other emerging technologies; the effects of failures or interruptions of information, communications or third-party service-provider systems; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations; changes in laws or regulations; adverse weather conditions, natural disasters and other catastrophic events such as wildfires; the challenges of attracting, integrating and retaining key employees, especially while the Transaction is pending; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement to which TriCo and FHI are parties; the outcome of any legal proceedings that have been or may in the future be instituted against TriCo or FHI, including litigation relating to the Transaction; delays in completing the Transaction; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the failure to obtain stockholder or shareholder approvals, as applicable, or to satisfy any of the other conditions to the closing of the Transaction on a timely basis or at all; changes in TriCo's or FHI’s share price before closing, including as a result of the financial performance of the other party prior to closing, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies; the possibility that the anticipated benefits of the Transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where TriCo and FHI do business; certain restrictions during the pendency of the proposed Transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Transaction; the ability to complete the Transaction and integration of TriCo and FHI promptly and successfully; the dilution caused by FHI’s issuance of additional shares of its capital stock in connection with the Transaction; potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions; each company's ability to manage the risks involved in the foregoing; and other factors that may affect the future results of TriCo and FHI. The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements set forth in TriCo’s Annual Report on Form 10-K for the year ended December 31, 2025 and its latest Quarterly Report on Form 10-Q, which are on file with the Securities and Exchange Commission (the "SEC") and available on TriCo’s website, in the “Investor Relations” section of TriCo's website, www.tcbk.com, under the “About” tab and the “Investor Relations” link and then under the heading “SEC Filings” and in other documents TriCo files with the SEC, and in FHI’s Annual Report on Form 10-K for the year ended December 31, 2025 and its latest Quarterly Report on Form 10-Q, which are on file with the SEC and available on FHI’s investor relations website, https://ir.fhb.com, under the heading “SEC Filings,” and in other documents FHI files with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. Neither TriCo nor FHI undertakes any obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The transaction is expected to close by the end of 2026, subject to the receipt of required regulatory approvals and the satisfaction of customary closing conditions. A summary of the terms of the merger agreement and other related agreements are summarized in, and the merger agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 15, 2026.
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

Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2026, included the following:
•Net income was $38.0 million or $1.18 per diluted share as compared to $34.2 million or $1.06 per diluted share in the trailing quarter, and an increase of $3.8 million or 11.1% from the trailing quarter
•Net interest income (FTE) was $96.8 million, an increase of $2.9 million or 3.1% over the trailing quarter; net interest margin (FTE) was 4.16%, an increase of 5 basis points over 4.11% in the trailing quarter
•Loan balances increased $99.1 million or 5.4% (annualized) from the trailing quarter and increased $403.4 million or 5.8% from the same quarter of the prior year
•Deposit balances increased $74.6 million or 3.6% (annualized) from the trailing quarter and $109.0 million or 1.3% from the same quarter of the prior year
•Quarterly average non-interest bearing deposits grew by 3.2% year over year and represented 31.0% of total average deposits while non-interest bearing deposits as of quarter end represented 31.4% of total deposits
•Yield on average earning assets was 5.35%, an increase of 4 basis points over the 5.31% in the trailing quarter; yield on average loans was 5.87%, an increase of 2 basis points over the 5.85% in the trailing quarter
•The average cost of total deposits was 1.26%, a decrease of 1 basis point as compared to 1.27% in the trailing quarter, and a decrease of 13 basis points from 1.39% in the same quarter of the prior year
•For the quarter ended September 30, 2026, the Company’s return on average assets was 1.50%, while the return on average equity was 11.08%; for the trailing quarter ended June 30, 2026, the Company’s return on average assets was 1.37%, while the return on average equity was 10.15%
•The loan to deposit ratio was 87.76% as of September 30, 2026, as compared to 87.36% for the trailing quarter end
•The efficiency ratio was 56.96% for the quarter ended September 30, 2026, as compared to 56.25% for the trailing quarter, inclusive of $3.8 million in merger related expenses during the current quarter, versus $0.9 million in the trailing quarter
•The benefit from credit losses totaled $1.9 million during the quarter ended September 30, 2026, as compared to $2.7 million in provision recorded during the trailing quarter
•The allowance for credit losses (ACL) to total loans was 1.73% as of September 30, 2026, compared to 1.78% as of the trailing quarter end, and 1.78% as of September 30, 2025. Non-performing assets to total assets were 0.79% on September 30, 2026, as compared to 0.76% as of June 30, 2026, and 0.72% on September 30, 2025

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net interest income	$96,546	$89,555	$281,402	$258,616
Benefit from (provision for) credit losses	1,881	(670)	(4,099)	(9,063)
Non-interest income	20,166	18,007	55,444	51,170
Non-interest expense	(66,483)	(60,424)	(188,460)	(181,140)
Provision for income taxes	(14,143)	(12,449)	(38,466)	(31,659)
Net income	$37,967	$34,019	$105,821	$87,924
Per Share Data:
Basic earnings per share	$1.19	$1.04	$3.30	$2.68
Diluted earnings per share	$1.18	$1.04	$3.29	$2.67
Dividends paid	$0.36	$0.36	$1.08	$1.02
Book value at period end			$41.56	$40.12
Weighted average common shares outstanding	31,966	32,542	32,028	32,749
Weighted average diluted common shares outstanding	32,118	32,723	32,204	32,929
Shares outstanding at period end			31,967	32,507
At period end:
Loans			$7,410,189	$7,006,824
Total investment securities			$1,633,267	$1,856,133
Total assets			$9,978,516	$9,878,836
Total deposits			$8,443,433	$8,334,461
Other borrowings			$—	$17,039
Shareholders’ equity			$1,328,450	$1,304,305
Financial Ratios:
During the period:
Return on average assets (annualized)	1.50%	1.36%	1.42%	1.20%
Return on average equity (annualized)	11.08%	10.47%	10.44%	9.24%
Net interest margin(1) (annualized)	4.16%	3.92%	4.12%	3.84%
Efficiency ratio	56.96%	56.18%	55.95%	58.47%
Average equity to average assets	13.56%	13.02%	13.59%	12.94%
At end of period:
Equity to assets			13.31%	13.20%
Total capital to risk-adjusted assets			15.12%	15.11%
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

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net interest income for the periods indicated.

	Three months ended
(in thousands)	September 30, 2026	June 30, 2026	Change	% Change
Interest income	$124,108	$120,986	$3,122	2.6%
Interest expense	(27,562)	(27,356)	(206)	0.8%
Fully tax-equivalent adjustment (FTE) (1)	259	259	—	—%
Net interest income (FTE)	$96,805	$93,889	$2,916	3.1%
Net interest margin (FTE)	4.16%	4.11%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,177	$990	$187	18.9%
Net interest margin less effect of acquired loan discount accretion(1)	4.11%	4.07%	0.04%

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
Interest income	$124,108	$119,987	$4,121	3.4%
Interest expense	(27,562)	(30,432)	2,870	(9.4)%
Fully tax-equivalent adjustment (FTE) (1)	259	262	(3)	(1.1)%
Net interest income (FTE)	$96,805	$89,817	$6,988	7.8%
Net interest margin (FTE)	4.16%	3.92%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,177	$996	$181	18.2%
Net interest margin less effect of acquired loan discount accretion(1)	4.11%	3.88%	0.23%

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
Interest income	$362,921	$350,425	$12,496	3.6%
Interest expense	(81,519)	(91,809)	10,290	(11.2)%
Fully tax-equivalent adjustment (FTE) (1)	778	791	(13)	(1.6)%
Net interest income (FTE)	$282,180	$259,407	$22,773	8.8%
Net interest margin (FTE)	4.12%	3.84%

Acquired loans discount accretion, net:
Amount (included in interest income)	$3,553	$4,238	$(685)	(16.2)%
Net interest margin less effect of acquired loan discount accretion(1)	4.06%	3.78%	0.28%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended September 30, 2026, June 30, 2026 and September 30, 2025, the purchased loan discount accretion was $1.2 million, $1.0 million and $1.0 million, respectively.

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

	Three months ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$7,324,950	$108,371	5.87%	$6,971,860	$101,004	5.75%
Investment securities - taxable	1,588,747	13,174	3.29%	1,737,273	15,321	3.50%
Investment securities - nontaxable(1)	129,496	1,121	3.43%	132,121	1,134	3.41%
Total investments	1,718,243	14,295	3.30%	1,869,394	16,455	3.49%
Cash at Federal Reserve and other banks	180,729	1,701	3.73%	249,646	2,790	4.43%
Total interest-earning assets	9,223,922	124,367	5.35%	9,090,900	120,249	5.25%
Other assets	806,910			809,775
Total assets	$10,030,832			$9,900,675
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,930,435	$7,236	1.49%	$1,850,733	$6,649	1.43%
Savings deposits	2,784,139	10,704	1.53%	2,855,750	12,965	1.80%
Time deposits	1,131,017	8,926	3.13%	1,107,646	9,587	3.43%
Total interest-bearing deposits	5,845,591	26,866	1.82%	5,814,129	29,201	1.99%
Other borrowings	10,102	1	0.04%	17,495	3	0.07%
Junior subordinated debt	41,238	695	6.69%	71,477	1,228	6.82%
Total interest-bearing liabilities	5,896,931	27,562	1.85%	5,903,101	30,432	2.05%
Noninterest-bearing deposits	2,630,165			2,547,471
Other liabilities	143,870			160,568
Shareholders’ equity	1,359,866			1,289,535
Total liabilities and shareholders’ equity	$10,030,832			$9,900,675
Net interest spread(2)			3.50%			3.20%
Net interest income and interest margin(3)		$96,805	4.16%		$89,817	3.92%
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
Net interest income (FTE) during the three months ended September 30, 2026, increased $7.0 million or 7.8% to $96.8 million compared to $89.8 million during the three months ended September 30, 2025. Net interest margin totaled 4.16% for the three months ended September 30, 2026, an increase of 24 basis points from the same quarter in 2025. The primary drivers behind the change in net interest margin is related to an increase in average loan balances, improving interest income by $5.1 million, coupled with a decline in yields paid on interest-bearing deposits improving net interest income by $2.3 million, with yields paid declining by 17 basis points between the quarter ended September 30, 2026, and the same quarter of the prior year. The accretion of discounts from acquired loans added 6 basis points to loan yields during the quarters ended September 30, 2026 and September 30, 2025, respectively. Finally, the average balance of noninterest-bearing deposits increased by $82.7 million from the three-month average as of September 30, 2026.

	Nine months ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets
Loans	$7,182,193	$313,315	5.83%	$6,876,128	$295,077	5.74%
Investments-taxable	1,679,567	42,142	3.35%	1,812,965	45,994	3.39%
Investments-nontaxable (1)	129,953	3,371	3.47%	132,690	3,426	3.45%
Total investments	1,809,520	45,513	3.36%	1,945,655	49,420	3.40%
Cash at Federal Reserve and other banks	175,033	4,871	3.72%	200,364	6,719	4.48%
Total earning assets	9,166,746	363,699	5.30%	9,022,147	351,216	5.20%
Other assets, net	803,976			807,433
Total assets	$9,970,722			$9,829,580
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,899,435	$20,687	1.46%	$1,828,709	$18,946	1.39%
Savings deposits	2,784,223	31,500	1.51%	2,795,620	37,409	1.79%
Time deposits	1,135,886	27,267	3.21%	1,110,123	29,749	3.58%
Total interest-bearing deposits	5,819,544	79,454	1.83%	5,734,452	86,104	2.01%
Other borrowings	10,726	9	0.11%	42,959	1,064	3.31%
Junior subordinated debt	41,238	2,056	6.67%	91,196	4,641	6.80%
Total interest-bearing liabilities	5,871,508	81,519	1.86%	5,868,607	91,809	2.09%
Noninterest-bearing deposits	2,587,391			2,526,280
Other liabilities	156,630			163,015
Shareholders’ equity	1,355,193			1,271,678
Total liabilities and shareholders’ equity	$9,970,722			$9,829,580
Net interest rate spread (1) (2)			3.44%			3.11%
Net interest income and margin (1) (3)		$282,180	4.12%		$259,407	3.84%
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

	Three months ended September 30, 2026 compared with three months ended September 30, 2025
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$5,076	$2,291	$7,367
Investment securities	(1,322)	(838)	(2,160)
Cash at Federal Reserve and other banks	(763)	(326)	(1,089)
Total interest-earning assets	2,991	1,127	4,118
Increase (decrease) in interest expense:
Interest-bearing demand deposits	285	302	587
Savings deposits	(322)	(1,939)	(2,261)
Time deposits	200	(861)	(661)
Total interest-bearing deposits	163	(2,498)	(2,335)
Other borrowings	(1)	(1)	(2)
Junior subordinated debt	(516)	(17)	(533)
Total interest-bearing liabilities	(354)	(2,516)	(2,870)
Increase in net interest income	$3,345	$3,643	$6,988
Net interest income (FTE) during the three months ended September 30, 2026 increased $7.0 million to $96.8 million compared to $89.8 million during the three months ended September 30, 2025. As noted above, the increase in net interest income (FTE) was due largely to: higher average loan balances, lower rates paid for interest-bearing deposits, and lower average balances for borrowings, all of which have a beneficial impact on net interest income.

	Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$13,176	$5,062	$18,238
Investment securities	(3,463)	(444)	(3,907)
Cash at Federal Reserve and other banks	(851)	(997)	(1,848)
Total interest-earning assets	8,862	3,621	12,483
Increase (decrease) in interest expense:
Interest-bearing demand deposits	737	1,004	1,741
Savings deposits	(153)	(5,756)	(5,909)
Time deposits	692	(3,174)	(2,482)
Other borrowings	(800)	(255)	(1,055)
Junior subordinated debt	(2,548)	(37)	(2,585)
Total interest-bearing liabilities	(2,072)	(8,218)	(10,290)
Increase in net interest income	$10,934	$11,839	$22,773
Asset Quality and Credit Loss Provisioning
During the three months ended September 30, 2026, the Company recorded a reversal of credit losses of $1.9 million, as compared to a provision of $2.7 million during the trailing quarter, and $0.7 million during the third quarter of 2025.

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Reversal of) addition to allowance for credit losses on loans and leases	$(1,731)	$2,585	$730	$3,824	$7,918
(Reversal of) addition to reserve for unfunded loan commitments	(150)	70	(60)	275	1,145
Total (benefit from) provision for credit losses	$(1,881)	$2,655	$670	$4,099	$9,063

The ACL was $128.2 million or 1.73% of total loans as of September 30, 2026. The reversal of credit losses on loans totaling $1.7 million was driven by a $1.3 million reduction in loss reserves associated with individually evaluated loans, with the balance of the reversal driven by improvements in risk ratings and general economic forecast data attributed to collectively evaluated loan pools, net of $0.3 million in net charge-offs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$130,187	$124,455	$125,762	$125,366
(Benefit from) provision for credit losses on loans and leases	(1,731)	730	3,824	7,918
Loans charged-off	(831)	(737)	(2,198)	(9,706)
Recoveries of previously charged-off loans	530	123	767	993
Balance, end of period	$128,155	$124,571	$128,155	$124,571
The net charge-offs incurred during the quarter were spread amongst numerous borrowers and loan types.
The decrease in allowance for credit losses required on individually analyzed loans is largely attributed to the improvement in collateral values, including borrowers who have provided additional collateral, across several credits. Meanwhile, the reversal in collective reserves, despite an overall increase in net loan balances of approximately $99.1 million during the quarter, was primarily attributed to improved delinquency rates and risk grades across the commercial real estate portfolio. Additionally, Management notes that economic indicators through the end of the current quarter, as well as actual and forecasted trends including, but not limited to, unemployment, gross domestic product, and corporate borrowing rates remained supportive of general economic expansion, and a slight improvement from the period ended June 30, 2026, which is aligned with the Company's direct experiences with borrowers.
Management believes the provisioning for individually analyzed relationships is sufficient relative to expected future losses, if any. The Company continues to work closely with these largely cooperative borrowers and is diligently monitoring for any further changes in financial conditions. The net charge-offs incurred during the quarter were spread amongst numerous borrowers and loan types.

(dollars in thousands)	As of September 30, 2026	% of Loans Outstanding	As of June 30, 2026	% of Loans Outstanding	As of September 30, 2025	% of Loans Outstanding
Risk Rating:
Pass	$7,186,815	97.0%	$7,050,687	96.5%	$6,785,679	96.8%
Special Mention	92,729	1.3%	119,600	1.6%	89,352	1.3%
Substandard	130,645	1.7%	140,803	1.9%	131,793	1.9%
Total	$7,410,189	100.00%	$7,311,090	100.00%	$7,006,824	100.00%

Classified loans to total loans	1.76%		1.93%		1.88%
Loans past due 30+ days to total loans	0.62%		0.68%		0.65%
ACL to non-performing loans	184.20%		189.11%		189.76%
The ratio of classified loans to total loans of 1.76% as of September 30, 2026, was a decrease of 17 basis points from June 30, 2026, and 12 basis points from the comparative quarter ended 2025. The change in classified loans outstanding as compared to the trailing quarter represented a decrease of approximately $10.2 million.
Loans past due 30 days or more decreased by $3.4 million during the quarter ended September 30, 2026, to $46.2 million, as compared to $49.6 million at June 30, 2026. The majority of loans identified as past due are well-secured by collateral, and approximately $27.5 million are less than 90 days delinquent.
Non-performing assets to total assets were 0.79% on September 30, 2026, as compared to 0.76% as of June 30, 2026, and 0.72% on September 30, 2025. Non-performing loans increased nominally during the quarter ended September 30, 2026, to $69.6 million as compared to $68.8 million at June 30, 2026. The credit and collateral profiles of non-performing loans remain generally consistent with the trailing quarter. As noted previously, management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Management anticipates that these proactive strategies, specifically within agricultural real estate secured and agricultural commercial loans, will further benefit from the continued improvement in agricultural commodity prices, stable water supply, and growing crop demand. Of the $69.6 million loans designated as non-performing as of September 30, 2026, approximately $45.0 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.
Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.

As of September 30, 2026, other real estate owned consisted of 14 properties with a carrying value of approximately $9.4 million, as compared to 14 properties with a carrying value of $6.8 million at June 30, 2026. Non-performing assets of $79.0 million at September 30, 2026, represented 0.79% of total assets, a change from $75.6 million or 0.76% and $71.1 million or 0.72% as of June 30, 2026 and September 30, 2025, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
ATM and interchange fees	$6,725	$6,493	$232	3.6%
Service charges on deposit accounts	5,713	5,448	265	4.9%
Other service fees	1,449	1,485	(36)	(2.4)%
Mortgage banking service fees	420	430	(10)	(2.3)%
Change in value of mortgage servicing rights	(33)	(105)	72	68.6%
Total service charges and fees	14,274	13,751	523	3.8%
Increase in cash value of life insurance	880	871	9	1.0%
Asset management and commission income	2,054	1,932	122	6.3%
Gain on sale of loans	394	327	67	20.5%
Lease brokerage income	42	82	(40)	(48.8)%
Sale of customer checks	299	311	(12)	(3.9)%
(Loss) gain on sale or exchange of investment securities	—	(2,124)	2,124	(100.0)%
(Loss) gain on marketable equity securities	(100)	26	(126)	(484.6)%
Other income	2,323	2,831	(508)	(17.9)%
Total other non-interest income	5,892	4,256	1,636	38.4%
Total non-interest income	$20,166	$18,007	$2,159	12.0%
Non-interest income increased $2.2 million or 12.0% to $20.2 million during the three months ended September 30, 2026, compared to $18.0 million during the comparative quarter ended September 30, 2025. Non-interest income line items saw modest yet broadly favorable movement during the quarter. During the comparative period ended September 30, 2025, the Company recorded a gain in other income of approximately $2.5 million tied to the early retirement of $59.9 million in subordinated debt, along with losses on investment securities sales of approximately $2.1 million — neither of which reocurred in the current period.

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
ATM and interchange fees	$19,765	$19,189	$576	3.0%
Service charges on deposit accounts	16,375	15,551	824	5.3%
Other service fees	4,465	4,329	136	3.1%
Mortgage banking service fees	1,266	1,307	(41)	(3.1)%
Change in value of mortgage servicing rights	(439)	(297)	(142)	(47.8)%
Total service charges and fees	41,432	40,079	1,353	3.4%
Increase in cash value of life insurance	2,571	2,533	38	1.5%
Asset management and commission income	5,864	5,055	809	16.0%
Gain on sale of loans	1,276	1,174	102	8.7%
Lease brokerage income	187	198	(11)	(5.6)%
Sale of customer checks	982	974	8	0.8%
(Loss) gain on sale or exchange of investment securities	17	(3,266)	3,283	100.5%
(Loss) gain on marketable equity securities	(128)	73	(201)	(275.3)%
Other	3,243	4,350	(1,107)	(25.4)%
Total other non-interest income	14,012	11,091	2,921	26.3%
Total non-interest income	$55,444	$51,170	$4,274	8.4%

Non-interest income increased $4.3 million or 8.4% to $55.4 million during the nine months ended September 30, 2026, compared to $51.2 million during the comparative period ended September 30, 2025. Service charges and customer fees in the 2026 period drove an increase of $1.4 million. Further, elevated activity and volume of assets under management resulted in an increase of $0.8 million or 16.0% in related income. The remaining notable fluctuations are attributable to the previously noted non-recurring items associated with the retirement of subordinated debt and the sale of investment securities.
Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Base salaries, net of deferred loan origination costs	$25,660	$25,340	$320	1.3%
Incentive compensation	6,510	5,351	1,159	21.7%
Benefits and other compensation costs	6,638	7,038	(400)	(5.7)%
Total salaries and benefits expense	38,808	37,729	1,079	2.9%
Occupancy	4,704	4,388	316	7.2%
Data processing and software	5,570	4,838	732	15.1%
Equipment	1,471	1,269	202	15.9%
Intangible amortization	362	482	(120)	(24.9)%
Advertising	878	647	231	35.7%
ATM and POS network charges	2,076	1,911	165	8.6%
Professional fees	1,414	1,842	(428)	(23.2)%
Telecommunications	440	503	(63)	(12.5)%
Regulatory assessments and insurance	1,311	1,282	29	2.3%
Merger and acquisition expense	3,870	—	3,870	n/m
Postage	370	353	17	4.8%
Operational losses	662	544	118	21.7%
Courier service	628	577	51	8.8%
(Gain) loss on sale or acquisition of foreclosed assets	(72)	—	(72)	n/m
(Gain) loss on disposal of fixed assets	66	21	45	214.3%
Other miscellaneous expense	3,925	4,038	(113)	(2.8)%
Total other non-interest expense	27,675	22,695	4,980	21.9%
Total non-interest expense	$66,483	$60,424	$6,059	10.0%
Average full time equivalent staff	1,106	1,154	(48)	(4.2)%
Total non-interest expense increased $6.1 million or 10.0% to $66.5 million during the three months ended September 30, 2026, as compared to $60.4 million for the quarter ended September 30, 2025. Total salaries and benefits expense increased by $1.1 million or 2.9% on a net basis, led by elevated incentive compensation attributed to both individual production and overall Company performance. Increases in data processing and software expense along with increases in equipment expense were largely attributable to expanded digital and scaling capabilities.

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Base salaries, net of deferred loan origination costs	$75,379	$76,498	$(1,119)	(1.5)%
Incentive compensation	17,766	14,612	3,154	21.6%
Benefits and other compensation costs	20,780	21,760	(980)	(4.5)%
Total salaries and benefits expense	113,925	112,870	1,055	0.9%
Occupancy	13,523	12,665	858	6.8%
Data processing and software	16,296	14,855	1,441	9.7%
Equipment	4,126	3,742	384	10.3%
Intangible amortization	1,222	1,479	(257)	(17.4)%
Advertising	2,442	2,659	(217)	(8.2)%
ATM and POS network charges	5,795	5,605	190	3.4%
Professional fees	4,644	5,027	(383)	(7.6)%
Telecommunications	1,359	1,504	(145)	(9.6)%
Regulatory assessments and insurance	3,916	3,862	54	1.4%
Merger and acquisition expense	4,720	—	4,720	n/m
Postage	1,123	1,058	65	6.1%
Operational losses	1,449	1,238	211	17.0%
Courier service	1,724	1,609	115	7.1%
(Gain) loss on sale or acquisition of foreclosed assets	(72)	(3)	(69)	2,300.0%
(Gain) loss on disposal of fixed assets	51	111	(60)	(54.1)%
Other miscellaneous expense	12,217	12,859	(642)	(5.0)%
Total other non-interest expense	74,535	68,270	6,265	9.2%
Total non-interest expense	$188,460	$181,140	$7,320	4.0%
Average full time equivalent staff	1,111	1,173	(62)	(5.3)%
Non-interest expense increased $7.3 million or 4.0% to $188.5 million during the nine months ended September 30, 2026, as compared to $181.1 million for the trailing nine months ended September 30, 2025. As noted above, increases in incentive compensation were attributed to both individual production and overall Company performance. Increases in data processing and software expense along with increases in equipment expense were largely attributable to expanded digital and scaling capabilities. Excluding those items and the $4.7 million in merger expenses, changes in other non-interest expense line items were mixed during the nine months period ended September 30, 2026, but essentially flat and due to timing differences.
Income Taxes
The Company’s effective tax rate was 27.1% for the quarter ended September 30, 2026, as compared to 26.2% for the quarter ended June 30, 2026, and 26.8% for the quarter ended September 30, 2025. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	September 30, 2026	June 30, 2026		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,978,516	$9,930,763	$47,753	1.9%
Total loans	7,410,189	7,311,090	99,099	5.4
Total investments	1,633,267	1,796,373	(163,106)	(36.3)
Total deposits	8,443,433	8,368,830	74,603	3.6
Total other borrowings	—	10,519	(10,519)	(100.0)

Loans outstanding increased by $99.1 million or 5.4% on an annualized basis during the quarter ended September 30, 2026. During the quarter, gross loan originations/draws totaled approximately $496.0 million while gross payoffs/repayments of loans totaled $410.8 million, which compares to gross originations/draws and gross payoffs/repayments during the trailing quarter ended of $632.9 million and $412.8 million, respectively. Origination and repayment volumes returned to levels consistent with recent periods, following an outlier quarter of elevated originations.
Investment security balances decreased $163.1 million or 36.3% on an annualized basis during the quarter as a result of prepayments / maturities of $131.8 million and net decreases in the market value of securities of $60.5 million, partially offset by purchases totaling $29.2 million. Investment security purchases were comprised of fixed rate agency mortgage-backed securities. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.
Deposit balances increased by $74.6 million or 3.6% annualized during the period, inclusive of $68.8 million in one-way sell activity outstanding at June 30, 2026, which was returned to the Company's balance sheet during the current quarter. There were no deposits sold as of September 30, 2026 or the same quarter of the prior year.

The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of September 30,			% Change
(dollars in thousands)	2026	2025	$ Change
Total assets	$9,978,516	$9,878,836	$99,680	1.0%
Total loans	7,410,189	7,006,824	403,365	5.8
Total investments	1,633,267	1,856,133	(222,866)	(12.0)
Total deposits	8,443,433	8,334,461	108,972	1.3
Total other borrowings	—	17,039	(17,039)	(100.0)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,049,163	68.2%	$1,064,028	61.4%
Obligations of states and political subdivisions	201,770	13.1%	220,686	12.7%
Corporate bonds	989	0.1%	4,958	0.3%
Asset backed securities	160,972	10.5%	269,520	15.6%
Non-agency mortgage backed	124,343	8.1%	172,739	10.0%
Total debt securities available for sale	$1,537,237	100.0%	$1,731,931	100.0%

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$74,652	97.9%	$88,980	98.3%
Obligations of states and political subdivisions	1,564	2.1%	1,564	1.7%
Total debt securities held to maturity	$76,216	100.0%	$90,544	100.0%
Investment securities held to maturity decreased $14.3 million to $76.2 million as of September 30, 2026, as compared to December 31, 2025. This decrease is attributable to calls and principal repayments of $14.1 million, and amortization of net purchase premiums of $0.2 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	September 30, 2026		December 31, 2025
Commercial real estate	$5,010,800	67.6%	$4,853,762	68.3%
Consumer	1,307,120	17.6%	1,314,610	18.5%
Commercial and industrial	595,205	8.0%	464,428	6.5%
Construction	336,299	4.5%	301,045	4.2%
Agriculture production	157,343	2.1%	172,494	2.5%
Leases	3,422	0.2%	4,748	—%
Total loans	$7,410,189	100.0%	$7,111,087	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	September 30, 2026	December 31, 2025
Performing nonaccrual loans	$48,782	$40,762
Nonperforming nonaccrual loans	20,125	23,374
Total nonaccrual loans	68,907	64,136
Loans 90 days past due and still accruing	666	83
Total nonperforming loans	69,573	64,219
Foreclosed assets	9,386	6,245
Total nonperforming assets	$78,959	$70,464
Nonperforming assets to total assets	0.79%	0.72%
Nonperforming loans to total loans	0.94%	0.90%
Allowance for credit losses to nonperforming loans	184%	196%

Changes in nonperforming assets during the three months ended September 30, 2026

(in thousands)	Balance at June 30, 2026	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2026
Commercial real estate:
CRE non-owner occupied	$8,180	—	536	—	(2,713)	$6,003
CRE owner occupied	18,094	978	(392)	—	—	18,680
Multifamily	926	431	(519)	—	—	838
Farmland	25,261	—	(423)	—	—	24,838
Total commercial real estate loans	52,461	1,409	(798)	—	(2,713)	50,359
Consumer
SFR 1-4 1st DT liens	6,370	1,786	(444)	—	—	7,712
SFR HELOCs and junior liens	4,316	1,194	(396)	—	(169)	4,945
Other	540	432	(104)	(49)	—	819
Total consumer loans	11,226	3,412	(944)	(49)	(169)	13,476
Commercial and industrial	4,648	1,447	(166)	(673)	—	5,256
Construction	106	—	(8)	—	—	98
Agriculture production	159	—	(32)	—	—	127
Leases	242	15	—	—	—	257
Total nonperforming loans	68,842	6,283	(1,948)	(722)	(2,882)	69,573
Foreclosed assets	6,778	—	(274)	—	2,882	9,386
Total nonperforming assets	$75,620	6,283	(2,222)	(722)	—	$78,959
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended September 30, 2026 by $3.3 million or 4.4% to $79.0 million compared to $75.6 million at June 30, 2026. The increase in nonperforming assets during the third quarter of 2026 was primarily the result of nonperforming loan additions totaling $6.3 million, offset by pay-downs and upgrades, which totaled $1.9 million during the quarter, as well as $0.7 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of September 30, 2026.
Changes in nonperforming assets during the nine months ended September 30, 2026

(in thousands)	Balance at December 31, 2025	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2026
Commercial real estate:
CRE non-owner occupied	$7,089	1,728	(101)	—	(2,713)	$6,003
CRE owner occupied	7,733	11,855	(908)	—	—	18,680
Multifamily	435	937	(534)	—	—	838
Farmland	31,615	—	(6,777)	—	—	24,838
Total commercial real estate loans	46,872	14,520	(8,320)	—	(2,713)	50,359
Consumer
SFR 1-4 1st DT liens	6,246	3,122	(1,436)	—	(220)	7,712
SFR HELOCs and junior liens	5,474	2,737	(3,022)	(75)	(169)	4,945
Other	459	779	(146)	(273)	—	819
Total consumer loans	12,179	6,638	(4,604)	(348)	(389)	13,476
Commercial and industrial	4,013	3,281	(597)	(1,441)	—	5,256
Construction	650	42	(23)	(70)	(501)	98
Agriculture production	505	40	(418)	—	—	127
Leases	—	257	—	—	—	257
Total nonperforming loans	64,219	24,778	(13,962)	(1,859)	(3,603)	69,573
Foreclosed assets	6,245	(188)	(274)	—	3,603	9,386
Total nonperforming assets	$70,464	24,590	(14,236)	(1,859)	—	$78,959

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Allowance for credit losses:
Allowance for collectively evaluated loans	$123,969	$122,556	$121,268
Allowance for individually evaluated loans	4,186	3,206	3,303
Total allowance for credit losses	$128,155	$125,762	$124,571
Allowance for credit losses for loans / total loans	1.73%	1.77%	1.78%
For additional information regarding the allowance for credit losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. For additional information on the current ACL methodology, see "Allowance for Credit Losses - Loans" within footnote 1 of the Company's 10-Q/10-K. Based on the current conditions of the loan portfolio, management believes that the $128.2 million allowance for credit losses at September 30, 2026 is adequate to absorb expected losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	September 30, 2026		December 31, 2025		September 30, 2025
Commercial real estate	$76,078	59.4%	$75,532	60.1%	$75,017	60.2%
Consumer	25,669	20.0%	26,283	20.9%	25,748	20.7%
Commercial and industrial	13,183	10.3%	11,430	9.1%	9,090	7.3%
Construction	9,149	7.1%	8,231	6.5%	10,792	8.7%
Agriculture production	4,061	3.2%	4,265	3.4%	3,901	3.1%
Leases	15	0.0%	21	0.0%	23	0.0%
Total allowance for credit losses	$128,155	100.0%	$125,762	100.0%	$124,571	100.0%

The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Commercial real estate	1.52%	1.56%	1.57%
Consumer	1.96%	2.00%	1.99%
Commercial and industrial	2.21%	2.46%	2.01%
Construction	2.72%	2.73%	3.61%
Agriculture production	2.58%	2.47%	2.40%
Leases	0.44%	0.44%	0.44%
Total loans	1.73%	1.77%	1.78%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Allowance for credit losses:
Balance at beginning of period	$130,187	$124,455	$125,762	$125,366
Provision for credit losses	(1,731)	730	3,824	7,918
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	—	—	(75)	—
Other	(157)	(142)	(611)	(459)
Commercial and industrial	(674)	(595)	(1,442)	(9,236)
Construction	—	—	(70)	—
Agriculture production	—	—	—	(11)
Leases	—	—	—	—
Total loans charged-off	(831)	(737)	(2,198)	(9,706)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	1	—
CRE owner occupied	1	—	2	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	2	4	51	20
Other	32	30	133	103
Commercial and industrial	127	89	201	255
Construction	—	—	—	—
Agriculture production	368	—	379	614
Leases	—	—	—	—
Total recoveries of previously charged-off loans	530	123	767	993
Net charge-offs	(301)	(614)	(1,431)	(8,713)
Balance at end of period	$128,155	$124,571	$128,155	$124,571
Average total loans	$7,324,950	$6,971,860	$7,182,193	$6,876,128
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.01)%	(0.01)%	(0.03)%	(0.17)%
Provision for credit losses to average loans outstanding during period	(0.03)%	0.01%	0.07%	0.15%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the nine months ended September 30, 2026:

(in thousands)	Balance at December 31, 2025	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2026
Land & construction	$3,592	$—	$(104)	$501	$3,989
Residential real estate	1,754	(224)	(84)	389	1,835
Commercial real estate	899	(50)	—	2,713	3,562
Total foreclosed assets	$6,245	$(274)	$(188)	$3,603	$9,386
Deposits
During the nine months ended September 30, 2026, the Company’s deposits increased by $179.5 million to $8.4 billion at quarter end. There were no brokered deposits included in the deposit balances as of September 30, 2026 and December 31, 2025. Estimated uninsured deposits totaled $2.9 billion and $2.9 billion as of September 30, 2026 and December 31, 2025, respectively.
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
During the three months ended September 30, 2026, the Company repurchased zero shares. During the nine months ended September 30, 2026, the Company repurchased 447,211 shares with a market value totaling $21.6 million under the 2025 Program. There were no shares repurchased in 2025 under the 2025 Program, however, during the three and nine months ended September 30, 2025 the Company purchased 52,106 and 521,738 shares with market values of $2.3 million and $21.3 million under the 2021 Share Repurchase Program. As of September 30, 2026, approximately 1,553,000 shares remain authorized for repurchase
Total shareholders' equity decreased by $15.1 million during the quarter ended September 30, 2026, as net income of $38.0 million was offset by a $42.6 million increase in accumulated other comprehensive losses and $11.5 million in cash dividends paid on common stock. As a result, the Company’s book value decreased to $41.56 per share at September 30, 2026, compared to $42.03 at June 30, 2026. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $31.93 per share at September 30, 2026, as compared to $32.40 at June 30, 2026.
The following is a comparison of various capital ratios for the current period with the most recent fiscal year-end and applicable minimum regulatory requirements.

	September 30, 2026		December 31, 2025
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.1%	10.5%	15.1%	10.5%
Tier I capital	13.9%	8.5%	13.8%	8.5%
Common equity Tier 1 capital	13.4%	7.0%	13.3%	7.0%
Leverage	12.2%	4.0%	11.8%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2026, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Borrowing capacity at correspondent banks and FRB	$2,990,897	$2,905,789
Less: borrowings outstanding	—	—
Unpledged available-for-sale investment securities	863,173	963,625
Cash held or in transit with FRB	129,868	98,067
Total primary liquidity	$3,983,938	$3,967,481
At September 30, 2026, the Company's primary sources of liquidity represented 47% of total deposits and 139% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $70.8 million, including approximately $5.5 million in net unrealized losses.
The Company’s profitability during the first nine months of 2026 generated cash flows from operations of $100.0 million compared to $98.8 million during the first nine months of 2025. Net cash from investing activities was $170.4 million for the nine months ended September 30, 2026, compared to net cash from investing activities of $3.6 million during the nine months ending 2025. Financing activities provided $109.1 million during the nine months ended September 30, 2026, compared to using $58.7 million during the nine months ended September 30, 2025.
The types of contractual obligations of the Company and Bank, include but are not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with those as of December 31, 2025. However, as borrowings have been repaid, the borrowing capacity at correspondent banks has increased. In addition, as the balance of investment securities has declined, so has the balance of unpledged securities. In total, and as illustrated above, the balance of total primary liquidity has increased during the first nine months of 2026.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $34.6 million of cash during the nine months ended September 30, 2026. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,177	$996	$3,553	$4,238
Effect on average loan yield	0.06%	0.06%	0.06%	0.08%
Effect on net interest margin (FTE)	0.05%	0.04%	0.05%	0.06%
Net interest margin (FTE)	4.16%	3.92%	4.12%	3.84%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	4.11%	3.88%	4.06%	3.78%

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$37,967	$34,019	$105,821	$87,924
Exclude provision for income taxes	14,143	12,449	38,466	31,659
Exclude provision for credit losses	(1,881)	670	4,099	9,063
Net income before income tax and provision expense (Non-GAAP)	$50,229	$47,138	$148,386	$128,646

Average assets (GAAP)	$10,030,832	$9,900,675	$9,970,722	$9,829,580
Average equity (GAAP)	$1,359,866	$1,289,535	$1,355,193	$1,271,678

Return on average assets (GAAP) (annualized)	1.50%	1.36%	1.42%	1.20%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.99%	1.89%	1.99%	1.75%
Return on average equity (GAAP) (annualized)	11.08%	10.47%	10.44%	9.24%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	14.65%	14.50%	14.64%	13.53%

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Return on tangible common equity
Average total shareholders' equity	$1,359,866	$1,289,535	$1,355,193	$1,271,678
Exclude average goodwill	304,442	304,442	304,442	304,442
Exclude average other intangibles	3,470	5,259	3,890	5,741
Average tangible common equity (Non-GAAP)	$1,051,954	$979,834	$1,046,861	$961,495

Net income (GAAP)	$37,967	$34,019	$105,821	$87,924
Exclude amortization of intangible assets, net of tax effect	255	339	860	1,041
Tangible net income available to common shareholders (Non-GAAP)	$38,222	$34,358	$106,681	$88,965

Return on average equity (GAAP) (annualized)	11.08%	10.47%	10.44%	9.24%
Return on average tangible common equity (Non-GAAP)	14.42%	13.91%	13.62%	12.37%

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,328,450	$1,328,001
Exclude goodwill and other intangible assets, net	307,690	308,913
Tangible shareholders' equity (Non-GAAP)	$1,020,760	$1,019,088

Total assets (GAAP)	$9,978,516	$9,822,063
Exclude goodwill and other intangible assets, net	307,690	308,913
Total tangible assets (Non-GAAP)	$9,670,826	$9,513,150

Shareholders' equity to total assets (GAAP)	13.31%	13.52%
Tangible shareholders' equity to tangible assets (Non-GAAP)	10.56%	10.71%

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$1,020,760	$1,019,088
Common shares outstanding at end of period	31,966,630	32,334,974

Common shareholders' equity (book value) per share (GAAP)	$41.56	$41.07
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$31.93	$31.52

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2025, the following update of the Company’s assessment of market risk as of September 30, 2026 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of September 30, 2026, the Company's loan portfolio consisted of approximately $7.4 billion in outstanding principal with a weighted average coupon rate of 5.87%. During the three-month periods ending September 30, 2026, June 30, 2026, and September 30, 2025, the weighted average coupon on loan production in the quarter was 6.63%, 6.50% and 6.71%. Included in the September 30, 2026 total loans balance are adjustable rate loans totaling $5.1 billion, of which $1.0 billion are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $259.0 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of September 30, 2026, non-interest bearing deposits represented 31.4% of total deposits. Further, during the quarter ended September 30, 2026, the cost of interest bearing deposits were 1.82% and the cost of total deposits were 1.26%. With the intent of increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or utilize brokered deposits. Thus far during 2026 and the entire 2025 period, management did not utilize any brokered deposits. Management did however utilize term debt borrowing lines from the FHLB during 2025, which was fully repaid in April of 2025. There were no FHLB borrowings outstanding as of or for the quarter ended September 30, 2026.
As of September 30, 2026 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 3.88%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2026.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(4.0)%	(5.2)%
+200 (shock)	(2.7)%	(3.4)%
+100 (shock)	(1.2)%	(1.3)%
+ 0 (flat)	—	—
-100 (shock)	(0.2)%	(0.4)%
-200 (shock)	(0.4)%	(2.4)%
-300 (shock)	0.4%	(5.6)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
During the three months ended September 30, 2026, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A — Risk Factors

In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026, and in the information contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and our other reports and registration statements.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
July 1 - 31, 2026	—	—	—	1,552,789
August 1 - 31, 2026	—	—	—	1,552,789
September 1 - 30, 2026	—	$—	—	1,552,789
Total	—	$—	—
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

Item 5 — Other Information

Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

(c) During the three and nine months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: November 6, 2026	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)